Form 10-Q
period 2008-09-30
AXIOM MANAGEMENT INC.
filed 2009-03-31
CIK 1434954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________.

Commission file number 000-53243

AXIOM MANAGEMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

Pennsylvania (State or Other Jurisdiction of Incorporation or Organization)	25-0918682 (I.R.S. Employer Identification No.)
14111 Freeway Drive, Suite 300
Santa Fe Springs, CA 90607
(Address of Principal Executive Offices)
(702) 871-8678
(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐ Yes   ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,080,542 shares were issued and outstanding as of March 25, 2009.

AXIOM MANAGEMENT, INC.

PART I.
FINANCIAL INFORMATION

Item 1.   Financial Statements

AXIOM MANAGEMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets
Cash & cash equivalents	$985	$113,691
Due from factor, net	187,285	126,026
Accounts receivable	15,053	50,045
Other current assets	803	635

Total current assets	204,126	290,397

Property and equipment, net	1,154	1,154
Deposits	61,770	11,770

Total assets	$267,050	$303,321

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$333,428	$249,329
Accrued payroll and payroll taxes	29,690	106,553
Loans payable, related parties	276,800	176,800
Loans payable, related parties	141,529	92,326

Total current liabilities	781,447	625,008

Commitments & contingency	-	-

Stockholders’ deficit
Common stock, $0.001 par value; 100,000,000 shares authorized, 18,241,581 and 14,900,581 shares issued and outstanding, respectively	18,242	14,901
Additional paid-in capital	3,929,120	1,212,461
Shares to be issued	-	2,332,500
Accumulated deficit	(4,461,759)	(3,881,549)

Total stockholders’ deficit	(514,397)	(321,687)

Total liabilities and stockholders’ deficit	$267,050	$303,321

See accompanying notes to condensed consolidated financial statements.

AXIOM MANAGEMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$1,301,199	$2,219,670	$3,953,162	$4,625,738

Cost of revenues	1,149,246	2,021,511	3,599,663	4,159,804
Gross profit	151,953	198,159	353,499	465,934

Operating expenses
General and Administrative	177,658	276,626	614,054	638,207
Professional fees	5,906	81,553	199,518	136,991

Total operating expenses	183,564	358,179	813,572	775,198

Net operating loss	(31,611)	(160,020)	(460,073)	(309,264)

Interest expense	(36,314)	(49,411)	(120,137)	(127,655)

Net loss	$(67,925)	$(209,431)	$(580,210)	$(436,919)

Net loss per common share – basic and diluted	$-	$(0.02)	$(0.03)	$(0.04)

* Weighted average of common shares – basic and diluted	18,241,581	11,700,000	17,847,984	11,700,000

* Basic and diluted weighted average number of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive.

See accompanying notes to condensed consolidated financial statements.

AXIOM MANAGEMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities
Net loss	$(580,210)	$(436,919)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
(Increase)/decrease in due from factor	(61,259)	5,944
(Increase)/decrease in accounts receivable	34,992	(144,947)
Increase in other assets	(168)	(200)
Increase in deposits	-	(9,115)
Increase in accounts payable and accrued expenses	84,099	195,217
Decrease in payroll liabilities	(76,863)	-
Net cash used in operating activities	(599,409)	(390,020)

Cash flows from investing activities
Payment of deposit on proposed acquisition	(50,000)	-
Net cash used in investing activities	(50,000)	-

Cash flows from financing activities
Net proceeds from private placement funding	387,500	490,000
Proceeds from loans payable, related parties	250,000	15,000
Repayments of loans payable, related parties	(150,000)	(125,663)
Proceeds from loan payable, officers	198,403	61,258
Repayments of loan payable, officers	(149,200)	(1,700)
Net cash provided by financing activities	536,703	438,895

Net increase (decrease) in cash & cash equivalents	(112,706)	48,875

Cash & cash equivalents, beginning of period	113,691	12,976

Cash & cash equivalents, end of period	$985	$61,851

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$120,137	$127,655

See accompanying notes to condensed consolidated financial statements.

AXIOM MANAGEMENT, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Note 1 - Nature of Operations

Nature of Operations

Axiom Management, Inc. (“the Company”, “our”, “we”, “us”), formerly Princeton Holdings, Inc. (through July 2007), formerly SkyFrames Communications, Inc. (through June 2007), formerly Action Industries, Inc. (through January 2007) was incorporated under the laws of the State of Pennsylvania.  The Company operates as a holding company.

On July 30, 2007, the Company entered into an agreement with Axiom Staff Management, Inc. (Axiom Staff) whereby 100% of the issued and outstanding shares of Axiom Staff were exchanged for 11,700,000 shares of the Company.  As a result, Axiom Staff became a wholly owned subsidiary of the Company.

For accounting purposes, this transaction has been accounted for as a reverse merger, since the stockholders of Axiom Staff own a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of Axiom Staff became the directors and executive officers of the Company. This acquisition was accounted for at historical cost in a manner similar to that in pooling of interests method since after the acquisition, the former shareholders of Axiom Staff acquired majority of the outstanding shares of the Company. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted. Thus, the historical financial statements are those of "Axiom Staff Management, Inc. & Subsidiary".

Axiom Staff Management, Inc. was incorporated under the laws of the State of Nevada on August 13, 2003. Axiom Staff is a full-service staff recruitment company that ranges from order fulfillment to human resource management.

Coastal Employment, Inc. (Coastal) was incorporated under the laws of the State of California on September 7, 2006. Coastal is a full-service employment, staff recruitment and human resource management company. Coastal’s   main clients are logistics providers, clerical, technical, manufacturing, medical and light industries.

On November 1, 2006, the sole shareholder of Coastal entered into an agreement with Axiom Staff whereby 100% of the issued and outstanding shares of Coastal were acquired for $25,000 bonus and 500,000 shares of Axiom Staff. As a result, Coastal became a wholly owned subsidiary of Axiom Staff. Coastal had insignificant operations as of the date of acquisition and the purchase consideration was treated as a deemed dividend to the shareholder as the prior shareholder is related to the officer, director and major shareholder of Axiom.

On December 12, 2007, the Company signed an agreement with an officer and effectively separated from Axiom Staff Management, Inc. Per the agreement, the officer assumed certain liabilities in exchange for 100% of Axiom Staff’s issued and outstanding stock, and the Company retained certain liabilities and 100% of Coastal’s issued and outstanding stock. As a result of the separation, the Company recorded an approximately $1.2 million increase in additional paid-in capital for the net liabilities disposed of. The officer resigned from the office of the Company subsequent to the completion of the transaction. The business operations of Axiom Staff were transferred to the Company and are carried on by the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of Axiom Management, Inc. and its wholly-owned subsidiaries, Axiom Staff Management, Inc., (through December 12, 2007) and Coastal Employment, Inc.

All material inter-company accounts and transactions have been eliminated.

Preparation of Interim Condensed Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-Q and Regulation S-X, and Generally Accepted Accounting Principles for interim financial reporting. The consolidated financial statements include the accounts of the Company. The information furnished herein reflects all adjustments consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2007 included in the Company's Annual Report on Form 10. The results of the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

Basic and Diluted Income (Loss) Per Share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Note 3 - Recent Accounting Pronouncements

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1.	A brief description of the provisions of this Statement

2.	The date that adoption is required

3.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In February 2007, FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on the financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May of 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

Note 4 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has incurred net operating losses of $580,210 and $436,919 during the nine months ended September 30, 2008 and 2007, respectively, and the Company's operations do not generate sufficient cash to cover its operating costs. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments; and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.

Furthermore, the Company is planning to purchase an additional subsidiary operating company which will add revenues to the Company.

Note 5 - Accounts Receivable

Accounts receivables of $15,053 and $50,045 as of September 30, 2008 and December 31, 2007, respectively, comprise of the non- factored receivables of the Company. These receivables are cash on delivery customers and are not factored. The Company invoices the customers and gets paid upfront at the time of delivery of checks to the employees.

Management determines the adequacy of the allowance for doubtful debts based on historical write-off percentages and information collected from individual customers. At September 30, 2008 and December 31, 2007 management determined all accounts receivable were fully collectible, as such the balance of the allowance for doubtful accounts is $0 at September 30, 2008 and December 31, 2007.

Note 6-Due from Factor

Pursuant to the terms of an agreement between the Company and a factor, the Company sells a majority of its trade accounts receivable to the factor on a pre-approved, recourse basis.  The Company maintains all credit risk on accounts sold to the factor with recourse. The price at which the accounts are sold is the invoice amount reduced by the factor commission (3.25% of the invoice amount) and all selling discounts. As of September 30, 2008 and December 31, 2007, recourse receivables totaled $187,285 and $126,026, respectively.

The Company’s obligations with respect to advances from the factor are limited to the interest charges thereon. The factoring agreement can be terminated by the factor on 30-days written notice.

The status of the Company’s factors receivables are as follows:

	September 30, 2008	December 31, 2007
Receivables assigned to factor:
Recourse	$449,632	$745,222
Advances received	(291,262)	(648,111)
Reserves held	28,915	28,915
Due from factor, net	$187,285	$126,026

Note 7 - Accounts Payables and Accrued Expenses

Accounts payable and accrued expenses comprised of the following:

	September 30, 2008	December 31, 2007
Accounts payables	$228,631	$108,057
Accrued compensation	-	42,700
Revolving credit cards	85,620	98,572
Total	$313,891	$249,329

Note 8 - Loans Payable

Related Parties

On September 15, 2006, the Company entered into a loan agreement with a related party and received $100,000.  The interest rate on the loan was 25% but reduced to 20% as of September 30, 2008. Interest only payments are due monthly and all accrued and unpaid interest and principal is due on demand. The balance of the loan at December 31, 2007 was $100,000. $50,000 was repaid during the nine months ended September 30, 2008 and the balance of loan as on that date is $50,000.

On September 21, 2006, the Company entered into a loan agreement with a related party and received $176,800. The interest rate on the loan was 25% but reduced to 20% as of September 30, 2008. Interest only payments are due monthly and all accrued and unpaid interest and principal is due on demand.  The balance of the loan at December 31, 2007 and September 30, 2008 was $76,800.

On April 2, 2007, the Company entered into a loan agreement with a related party and received $100,000. On September 1, 2007, the debt was converted into 100,000 shares of the Company’s common stock. The shares were issued in January 2008.

Officers

From time to time the Company receives advances from officers.  These advances are non-interest bearing and are due upon demand.  The balance of the loans at September 30, 2008 and December 31, 2007 were $141,529 and $92,326, respectively.

Note 9 - Common Stock

On January 11, 2008, the Company issued 100,000 shares of the Company’s common stock in payment of a loan agreement the Company entered into on April 2, 2007 with a related party, Albert Clapp, for a loan of $100,000. On September 1, 2007, the debt was converted into 100,000 shares of the Company’s common stock. No loss on settlement of debt was recorded as this was a transaction with a related party and was treated as a capital contribution.

On January 11, 2008, the Company issued 1,991,000 shares of its common stock in connection with a private placement which the Company started in December 2007. The issuance represents 995,500 units of the private placement. Each unit comprised of one share of restricted stock and one share of unrestricted stock and one warrant. The Company has received $807,500, net of expenses, as of September 30, 2008 for this private placement. $420,000 of this amount was collected during the year ended December 31, 2007.

On January 11, 2008, the Company issued 100,000 shares of its common stock to an officer of the Company in exchange for the officer agreeing to hold the position with the Company. The shares were valued at the fair market value of $145,000 at the time of agreement during the year ended December 31, 2007 and the corresponding expense was recorded in the same period.

On January 11, 2008 the Company issued 650,000 shares of its common stock to three consulting firms for services rendered during the year ended December 31, 2007. The shares were valued at the fair market value of $942,500 at the time of agreement during the year ended December 31, 2007 and the corresponding expense was recorded in the same period.

On January 11, 2008, the Company issued 500,000 shares of its common stock to the prior shareholder of Coastal for the shares relinquished in Coastal. This was treated as a deemed dividend as the prior shareholder is related to an officer and director of the Company. The dividend was recorded in the year ended December 31, 2007.

Note 10 - Commitments and Contingencies

Lease Agreements

The Company leases three office facilities under lease agreements that require monthly payments ranging from $850 to $2,529. The leases expire August 31, 2008 (with automatic renewal), August 31, 2008 (then continuing on a month to month basis) and October 31, 2009. Total rent expense for the nine months ended September 30, 2008 and 2007 was $45,862 and $31,230. Future minimum lease payments are as follows:

September 30, 2009	$41,441
September 30, 2010	17,705
$59,146

Contingencies

On December 12, 2007 the Company signed an agreement with an officer and effectively disposed off Axiom Staff.  Per the agreement, the officer acquired 100% outstanding shares of Axiom Staff along with the payroll and workers compensation liability of $1.2 million payable by Axiom at the date of disposal. The officer resigned from the office of the Company on the completion of the transaction. However, if the ex- officer is unable to pay for the liabilities, then the IRS and workmen’s compensation department might demand the liability from the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section together with our financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect," "are of the opinion that" and words of similar import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking statements.

You should be aware that our results from operations could materially be effected by a number of factors, which include, but are not limited to the following: economic and business conditions specific to the employment services industry; competition and the pricing and of services offered by us and our competitors; changes in customer attitudes toward the use of staffing services; our ability to control costs and expenses, and access to capital. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information.

OVERVIEW AND BACKGROUND

We operate as a full service employment services company headquartered in Montebello, California.  We provide employee management, risk management, and workers compensation insurance and our services range from order fulfillment to human resource management.

The Company is structured as a holding company, and as a holding company, the Company’s operations are conducted through its subsidiary operating companies.   We formerly managed our employment services business through Axiom Staff Management, Inc. (“Axiom Staff”) and its subsidiary Coastal Employment, Inc.  (“Coastal”).   As  described in greater detail below, in December 2007, the Company divested its interests in Axiom Staff, while retaining its interest in Coastal.

We currently operate our employment services business through Coastal.  Coastal is a full-service employment, staff recruitment and human resource management company.  Coastal’s main clients are logistics providers, clerical, technical, manufacturing, medical and light industries.

A more detailed description of our services through Coastal is as follows:

•
Permanent, temporary and contract recruitment – We find the best people for all types of jobs in the logistic industry at both the general staffing and professional levels. The positions we fill positions from general labor, forklift drivers, and supervisors in the warehouse operations.  In the office we fill positions from clerical to accounts receivable; and from data entry to supervisory positions. Our fees for this service are based upon a general mark up that would include the employee’s salary, workers compensation, and our fee.

•
Employee assessment and selection – We provide a wide array of assessments to validate candidate skills and ensure a good fit between the client and the employee, which leads to higher employee retention rates. We provide background checks, document verification, forklift certification and general office skill testing.  Additional services such as extensive background checks for criminal activity, safety training courses for large groups can also be arranged at the customer’s request.

•
Human Resource Administration Services – We support and provide solutions to our customers existing human resource departments as it pertains to our temporary employees on assignment with the customer. We provide all employer services such as hiring, training, disciplinary and firing in regards to our temporary staff on assignment with our customers. We also provide payroll services and tax payment services for our employees assigned to our customers.

•
Risk Management Solutions –Through our Risk Management services, we help clients maximize the return on their human capital investments while assisting individuals to achieve their full potential. We provide a full range of risk management services ranging from facility walk through, forklift training, and train the trainer on safety.  Our facility walk throughs are designed to help our customers meet all requirements as set by the California Division of Occupational Safety and Health (CAL OSHA).

Axiom Staff

We formerly operated our employment services through our subsidiary Axiom Staff Management, Inc. (“Axiom Staff”).  Axiom Staff was incorporated under the laws of the State of Nevada on August 13, 2003. Axiom Staff was a full-service staff recruitment company that offered services ranging from order fulfillment to human resource management.  During mid-2006, Axiom Staff decided to go into the area of risk management.   In order to avoid potential conflicts of interest related to these risk management services and their other employment services, Coastal was formed.  Coastal was incorporated under the laws of the State of California on September 7, 2006.   On November 1, 2006, the sole shareholder of Coastal, who is also the wife of Mr. James Clapp, entered into an agreement with Axiom Staff whereby Axiom Staff was to receive 100% of the issued and outstanding shares of Coastal.  As a result, Coastal became a wholly owned subsidiary of Axiom Staff.

On July 30, 2007, the Company entered into an agreement with Axiom Staff whereby 100% of the issued and outstanding shares of Axiom Staff were exchanged for 11,700,000 shares of common stock of the Company.  As a result, Axiom Staff became a wholly owned subsidiary of the Company, and Coastal became an indirect subsidiary of the Company through the Company’s ownership of Axiom Staff.

For accounting purposes, this transaction has been accounted for as a reverse merger, since the stockholders of Axiom Staff own a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of Axiom Staff became the directors and executive officers of the Company. This acquisition was accounted for at historical cost in a manner similar to that in pooling of interests method since after the acquisition, the former shareholders of Axiom Staff acquired majority of the outstanding shares of the Company. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted. Thus, the historical financial statements are those of Axiom Staff.

On December 12, 2007, the Company entered into an agreement with Mr. Pete Morales, an officer of the Company at the time, whereby Mr. Morales would receive 100% of the issued and outstanding common stock of Axiom Staff in exchange for his assumption of certain liabilities of Axiom Staff and his resignation from the Company, and the Company would retain certain liabilities of Axiom Staff and would become the direct owner of 100% of the issued and outstanding common stock of Coastal (the “Axiom Staff Sale”).

As a result of the Axiom Staff Sale, the Company retained its interests in Coastal, and its employment, staff recruitment and human resource management operations, but divested its interest in Axiom Staff, and its risk management operations.  The result of the above transaction eliminated the risk management division and has forced  the Company to outsource such services.

RESULTS OF OPERATIONS

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS OF THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

Select Financial Information

	For the Three Months Ended September 30,
	2008	2007

Revenues	$1,301,199	$2,219,670
Cost of revenues	1,149,246	2,021,511
Gross profit	151,953	198,159
Total expenses	219,878	407,590
Net loss after taxes	$(67,925)	$(209,431)
Net loss per share	$-	$(0.02)

Total assets	$267,050	$273,160
Total liabilities	$781,447	$1,871,278
Total shareholder deficit	$(514,397)	$(1,598,118)

Revenues

Revenues for the three months ended September 30, 2008 were $1,301,199 as compared to $2,219,670 during the three months ended September 30, 2007. This is a decrease of $918,471. This decrease was primarily the result of a decrease of our customer’s business.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2008 were $1,149,246 or 88.3% of revenues. This is compared to cost of revenues for the three months ended September 30, 2007 of $2,021,511 or 91.1% of revenues. The decrease in the amount of $872,265 is a direct result of the decrease in revenues. The decrease of 2.8% of revenues is primarily the result of an increase in workers’ compensation expense and related employee benefits.

Expenses

General and administrative expenses for the three months ended September 30, 2008 were $177,658 as compared to $276,626 during the three months ended September 30, 2007. This is a decrease of $98,968.  The decrease is the result of cost savings the Company implemented.

Professional fees for the three months ended September 30, 2008 were $5,906 as compared to $81,553 for the three months ended September 30, 2007. This decrease of $75,647 is the result of decreased legal and accounting services required in fulfilling various reporting requirements.

Interest Expense

Interest expense during the three months ended September 30, 2008 was $36,314 as compared to $49,411 during the three months ended September 30, 2007. This decrease  of  $13,097  is primarily the result of the increased interest rates and points added to the a loan with Mr. James Clapp, our Chief Executive Officer, in order to extend the due date, as well as a change in our factoring agreement.

Net Loss

As a result of the aforementioned increase in workers compensation expenses, related employee benefits, cost savings, decrease in legal and accounting services required in reporting requirements our net loss was $(67,925) and $(209,431) for the three months ended September 30, 2008 and 2007, respectively.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

Select Financial Information

	For the Nine Months Ended September 30,
	2008	2007

Revenues	$3,953,162		$4,625,738
Cost of revenues	3,599,663		4,159,804
Gross profit	353,499		465,934
Total expenses	933,709		902,853
Net loss after taxes	$(580,210)		$(436,919)
Net loss per share	$(0.03)		$(0.04)

Total assets	$267,050	$
Total liabilities	$781,447	$
Total shareholder deficit	$(514,397)	$

Revenues

Revenues for the nine months ended September 30, 2008 were $3,953,162 as compared to $4,625,738 during the nine months ended September 30, 2007. This is a decrease of $672,576. This decrease was primarily the result of an increase in rates, and the decrease of our customer base.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2008 were $3,599,663 or 91.1% of revenues. This is compared to cost of revenues for the nine months ended September 30, 2007 of $4,159,804 or 89.9% of revenues. The decrease in the amount of $560,141 is a direct result of the decrease in revenues. The decrease of 1.2% of revenues is primarily the result of an increase in workers’ compensation expense and related employee benefits.

Expenses

General and administrative expenses for the nine months ended September 30, 2008 were $614,054 as compared to $638,207 during the nine months ended September 30, 2007. This is a decrease of $24,153.  The decrease is the result of cost savings the Company implemented.

Professional fees for the nine months ended September 30, 2008 were $199,518 as compared to $136,991 for the nine months ended September 30, 2007. This increase of $65,527 is the result of increased legal and accounting services required in fulfilling various reporting requirements.

Interest Expense

Interest expense during the nine months ended September 30, 2008 was $120,137 as compared to $127,655 during the nine months ended September 30, 2007. This decrease  of $7,518 is primarily the result of the increased interest rates and points added to the a loan with Mr. Clapp, our Chief Executive Officer, in order to extend the due date, as well as a change in our factoring agreement.

Net Loss

As a result of the aforementioned increase in workers compensation expenses, related employee benefits, cost savings, decrease in legal and accounting services required in reporting requirements, our net loss was $(580,210) and $(436,919) for the nine months ended September 30, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

At September 30, 2008, we had $985 in cash and cash equivalents. We expect the funds from operations will not provide us with sufficient capital to fund our continuing operations for the foreseeable future. Instead, we will be required to increase borrowings or raise funds through the offering of private placements, until such time cash flows from operations support current operations as well as servicing our debt. In addition, from time to time we borrow funds from Mr. James Clapp, CEO, to cover current operational requirements.

Operating Activities

Net cash used by operating activities during the nine months ended September 30, 2008 was $599,409 compared to net cash used by operating activities of $390,020 for the nine months ended September 30, 2007. The increase in cash used by operating activities was due to increased legal and accounting services required in fulfilling various reporting requirements. The cash used by operating activities during the nine months ended September 30, 2008 primarily included  increased legal and accounting services required in fulfilling various reporting requirements, as well as promoting the company’s image. The cash used by operating activities during the nine months ended September 30, 2007 primarily included increased legal and accounting services required in fulfilling various reporting requirements.

Investing Activities

Net cash used by investing activities was $50,000 during the nine months ended September 30, 2008 due to holding an offer to purchase a company for an additional four months, which we did not purchase in the end.  There were no investing activities during the three months ended September 30, 2007.

Financing Activities

Net cash provided by financing activities was $536,703 during the nine months ended September 30, 2008 as compared to $438,895 during the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we received $387,500 in proceeds from the private placement, $250,000 in proceeds from a related party loan, and $198,403 in proceeds from loans from officers.  We repaid $150,000 on our related party loan and $149,200 on our loans from officers.  During the nine months ended September 30, 2007, we received $490,000 in proceeds from the private placement, $15,000 in proceeds from a related party loan, and $61,258 in proceeds from an officer loan.  We repaid $125,663 on our related party loan and $1,700 on our loan from an officer.

Future Capital Needs

Our total debt as of September 30, 2008 was $781,447 and we had a working capital deficit of $514,397. At September 30, 2008, our debt consisted of $333,428 of accounts payable and accrued expenses, $29,690 of accrued payroll and payroll taxes, $276,800 of related party loans payable, and $141,529 of loans payable to officers, due to Mr. Clapp, the Company’s Chief Executive Officer and to Mr. Gjonbalaj, the Company’s Vice President. The accounts payable, accrued expenses, accrued payroll and payroll taxes are payable in the near term and we use our current revenues to manage these payments. The related party loans payable and the loans due to officers range from interest-free to 20% interest and are due upon demand.

Capital Commitments

We currently have no material commitments at this time to acquire any significant capital equipment.

Off-Balance Sheet Arrangements

As of September 30, 2008, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer (the same person has both titles), as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighing the costs and benefits of possible new or different controls and procedures.  Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the company have been detected.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (the same person has both titles), evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

See Exhibit Index Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2009	/s/ James Clapp
Name: James Clapp Title:Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. § 1350